Form 10-K
period 2017-12-31
Citigroup Commercial Mortgage Trust 2016-P3
filed 2018-03-29
CIK 1669393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

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

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

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

Disclosure from Wells Fargo Bank, National Association, as certificate administrator and as custodian for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA, the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 and the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Disclosure from KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA:

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers’ motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

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

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2016, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated April 21, 2016, and filed by the registrant on April 21, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2016 (the “CGCMT 2016-GC36 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[1].

4.3	Trust and Servicing Agreement, dated as of February 6, 2016 (the “225 Liberty Street TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as servicer, Trimont Real Estate Advisors, LLC, as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement, dated as of December 1, 2015 (the “WFCM 2015-P2 PSA), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[3].

[1]	The 5 Penn Plaza mortgage loan, which represented approximately 5.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 5 Penn Plaza mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-GC36 PSA.
[2]	The 225 Liberty Street mortgage loan, which represented approximately 5.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 225 Liberty Street mortgage loan and the related companion loan(s) are serviced pursuant to the 225 Liberty Street TSA.
[3]	The Heritage Industrial Portfolio mortgage loan, which represented approximately 5.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Heritage Industrial mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2015-P2 PSA.

4.5	Pooling and Servicing Agreement, dated as of October 1, 2015 (the “WFCM 2015-NXS3 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Midland Loan Services, a Division of PNC Bank, National Association, as One Court Square special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[4].

4.6	Pooling and Servicing Agreement, dated as of April 1, 2016 (the “DBJPM 2016-C1 PSA”), between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K/A dated April 21, 2016, and filed by the registrant on April 21, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[5].

4.7	Pooling and Servicing Agreement, dated as of May 1, 2016 (the “CFCRE 2016-C4 PSA”), between CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and U.S. Bank National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[6].

10.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

[4]	The One Court Square mortgage loan, which represented approximately 5.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One Court Square mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2015-NXS3 PSA.
[5]	The 600 Broadway mortgage loan, which represented approximately 6.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 600 Broadway mortgage loan and the related companion loan(s) are serviced pursuant to the DBJPM 2016-C1 PSA.
[6]	The Home Depot - Elk Grove Village mortgage loan, which represented approximately 1.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Home Depot - Elk Grove Village mortgage loan and the related companion loan(s) are serviced pursuant to the CFCRE 2016-C4 PSA.

10.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Société Générale and Citigroup Commercial Mortgage Securities Inc., pursuant to which Société Générale sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.5	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between The Bank of New York Mellon and Citigroup Commercial Mortgage Securities Inc., pursuant to which The Bank of New York Mellon sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.6	Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Walker & Dunlop Commercial Property Funding I WF, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Walker & Dunlop Commercial Property Funding I WF, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.7	Sub-Servicing Agreement, dated as of April 1, 2016, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC (as successor in interest to Principal Global Investors, LLC), as sub-servicer (filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.8	Sub-Servicing Agreement, dated as of December 1, 2015, between Wells Fargo Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC (as successor in interest to Principal Global Investors, LLC), as sub-servicer (filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

10.9	Assignment and Assumption, dated as of May 1, 2017, between Principal Global Investors, LLC and Principal Real Estate Investors, LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-207132-02, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[7]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

[7]	Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC, as special servicer for the Home Depot - Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA, are not included in this report on Form 10-K because Rialto Capital Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant[8]

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (see Exhibit 33.8)[9]

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.1)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.1)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.4)

[8]	Prior to May 1, 2017, Principal Global Investors, LLC acted as primary servicer with respect to mortgage loans representing approximately 9.5% of the initial pool balance of the issuing entity pursuant to that certain Sub-Servicing Agreement, dated as of April 1, 2016 (the “CGCMT 2016-P3 Sub-Servicing Agreement”), between Wells Fargo Bank, National Association, as master servicer, and Principal Global Investors, LLC, as sub-servicer. Effective as of May 1, 2017, Principal Global Investors, LLC assigned all of its rights and obligations under the CGCMT 2016-P3 Sub-Servicing Agreement to its affiliate, Principal Real Estate Investors, LLC, pursuant to an assignment and assumption, dated as of May 1, 2017 (the “Assignment and Assumption”), as disclosed in the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-207132-02. The CGCMT 2016-P3 Sub-Servicing Agreement and the Assignment and Assumption are attached hereto as Exhibits 10.7 and 10.9, respectively.
[9]	On and after May 1, 2017, Principal Real Estate Investors, LLC is acting as primary servicer with respect to mortgage loans representing approximately 9.5% of the initial pool balance of the issuing entity pursuant to the CGCMT 2016-P3 Sub-Servicing Agreement and the Assignment and Assumption.

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.5)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.6)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.7)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.1)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.2)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 (see Exhibit 33.12)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.13)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.14)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.6)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.7)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.8)[10]

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.8)[11]

[10]	Prior to May 1, 2017, Principal Global Investors, LLC acted as primary servicer with respect to the Heritage Industrial Portfolio mortgage loan representing approximately 5.2% of the issuing entity pursuant to that certain Sub-Servicing Agreement, dated as of December 1, 2015 (the “WFCM 2015-P2 Sub-Servicing Agreement”), between Wells Fargo Bank, National Association, as master servicer under the WFCM 2015-P2 PSA, and Principal Global Investors, LLC, as sub-servicer. Effective as of May 1, 2017, Principal Global Investors, LLC assigned all of its rights and obligations under the WFCM 2015-P2 Sub-Servicing Agreement to its affiliate, Principal Real Estate Investors, LLC, pursuant to the Assignment and Assumption, as disclosed in the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-207132-02. The CGCMT 2016-P3 Sub-Servicing Agreement and the Assignment and Assumption are attached hereto as Exhibits 10.8 and 10.9, respectively.
[11]	On and after to May 1, 2017, Principal Real Estate Investors, LLC acted as primary servicer with respect to the Heritage Industrial Portfolio mortgage loan representing approximately 5.2% of the initial pool balance of the issuing entity pursuant to the WFCM 2015-P2 Sub-Servicing Agreement and the Assignment and Assumption.

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.1)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.12)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.13)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as trust advisor for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.14)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.6)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.7)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.1)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.31)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.12)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.13)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.3)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.6)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.7)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.1)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.45)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.3)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.6)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (see Exhibit 34.8)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.1)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.1)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.4)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.5)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.6)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.7)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.1)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.2)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 (see Exhibit 34.12)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.13)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.14)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.6)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.7)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Global Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.8)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.8)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.1)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.12)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.13)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as trust advisor for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.14)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.6)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.7)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.1)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.31)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.12)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.13)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.3)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.6)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.7)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.1)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.45)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.3)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.6)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.7)

35	Servicer compliance statements.[12]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

[12]	This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA, (ii) Trimont Real Estate Advisors, LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA, (iii) Rialto Capital Advisors, LLC, as special servicer for the Home Depot - Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA, and (iv) U.S. Bank National Association, as certificate administrator for the Home Depot - Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA, because each of KeyBank National Association, Trimont Real Estate Advisors, LLC, Rialto Capital Advisors, LLC and U.S. Bank National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.2	Servicer compliance statement, C-III Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Global Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant (see Exhibit 35.4)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

35.9	Servicer compliance statement, Citibank, N.A., as certificate administrator for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 35.3)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA

35.11	Servicer compliance statement, C-III Asset Management LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.7)

35.13	Servicer compliance statement, Principal Global Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.4)

35.14	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.4)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

35.16	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 35.7)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA

35.19	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.16)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.7)

35.21	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President