Form 10-K
period 2021-12-31
Citigroup Commercial Mortgage Trust 2016-P3
filed 2022-03-31
CIK 1669393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as custodian for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA, (ii) as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA, (iii) as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA and (iv) as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1

Pooling and Servicing Agreement, dated as of April 1, 2016 (the CGCMT 2016-P3 PSA), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated April 21, 2016, and filed by the registrant on April 21, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).[1]

4.2

Pooling and Servicing Agreement, dated as of February 1, 2016 (the “CGCMT 2016-GC36 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, Greystone Servicing Company LLC (as successor to Wells Fargo Bank, National Association), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein)[2].

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

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[8]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.2)

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.1)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

[8]

This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as certificate administrator under the CGCMT 2016-GC36 PSA, the WFCM 2015-P2 PSA, the WFCM 2015-NXS3 PSA and the DBJPM 2016-C1 PSA and (ii) U.S. Bank National Association, as certificate administrator under the CFCRE 2016-C4 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.4)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.5)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.6)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.10a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.10b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.11)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.6)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.7)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.1)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.10a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.10b)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as trust advisor for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.11)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.6)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.1)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.24)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.10a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.10b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.3)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.6)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.1)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.18)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.3)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.6)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.39

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.38)

33.40

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.38)

33.41

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.38)

33.42

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 33.38)

33.43

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.38)

33.44

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as trustee for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 33.35)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.2)

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.1)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.4)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.5)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.6)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.1)

34.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.10a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.10b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.11)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.6)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.7)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.1)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.10a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.10b)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as trust advisor for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.11)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.6)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.1)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.24)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.10a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.10b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.3)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.6)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.1)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.18)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.3)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.6)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.39

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.38)

34.40

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.38)

34.41

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.38)

34.42

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 34.38)

34.43

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.38)

34.44

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as trustee for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 34.35)

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

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer

35.2	Servicer compliance statement, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Greystone Servicing Company LLC, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 35.2)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 35.1)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.1)

35.8	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.4)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA (see Exhibit 35.1)

35.10	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the One Court Square mortgage loan under the WFCM 2015-NXS3 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.1)

35.12

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.10)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Home Depot – Elk Grove Village mortgage loan under the CFCRE 2016-C4 PSA (see Exhibit 35.1)

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President