Form 10-K
period 2025-12-31
Citigroup Commercial Mortgage Trust 2016-P3
filed 2026-03-31
CIK 1669393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not Applicable

EXPLANATORY NOTES

1 Effective as of August 26, 2020, C-III Asset Management LLC transferred substantially all of its assets to Greystone Servicing Company LLC, and Greystone Servicing Company LLC has assumed all of the duties and responsibilities of C-III Asset Management LLC as special servicer under the CGCMT 2016-P3 PSA, as disclosed in the Current Report on Form 8-K dated August 26, 2020 and filed by the registrant on August 26, 2020 under Commission File No. 333-207132-02. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the CGCMT 2016-P3 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-207132-02.

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

3 The 225 Liberty Street mortgage loan, which represented approximately 5.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 225 Liberty Street mortgage loan and the related companion loan(s) are serviced pursuant to the 225 Liberty Street TSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as servicer under the 225 Liberty Street TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-207132-02.

4 The Heritage Industrial Portfolio mortgage loan, which represented approximately 5.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Heritage Industrial mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2015-P2 PSA. Effective as of May 31, 2019, C-III Asset Management LLC has been removed as special servicer under the WFCM 2015-P2 PSA and Rialto Capital Advisors, LLC has been appointed as replacement special servicer under the WFCM 2015-P2 PSA, as disclosed in the Current Report on Form 8-K dated May 31, 2019 and filed by the registrant on May 31, 2019 under Commission File No. 333-207132-02. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the WFCM 2015-P2 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-207132-02.

5 The One Court Square mortgage loan, previously an asset of the issuing entity being serviced under the WFCM 2015-NXS3 PSA, was not an asset of the issuing entity during the reporting period and is omitted from this annual report on Form 10-K.

6 The 600 Broadway mortgage loan, which represented approximately 6.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 600 Broadway mortgage loan and the related companion loan(s) are serviced pursuant to the DBJPM 2016-C1 PSA. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association, as master servicer under the DBJPM 2016-C1 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on March 3, 2025 under Commission File No. 333-207132-02.

7 The Home Depot - Elk Grove Village mortgage loan, previously an asset of the issuing entity being serviced under the CFCRE 2016-C4 PSA, was not an asset of the issuing entity during the reporting period and is omitted from this annual report on Form 10-K.

8 This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association, as certificate administrator under the CGCMT 2016-GC36 PSA, the WFCM 2015-P2 PSA, and the DBJPM 2016-C1 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

9 This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA, (ii) LNR Partners, LLC, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA, (iii) Rialto Capital Advisors, LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA, and (iv) Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA, because each of KeyBank National Association, LNR Partners, LLC, Rialto Capital Advisors, LLC, and Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as certificate administrator under the CGCMT 2016-GC36 PSA, the WFCM 2015-P2 PSA and the DBJPM 2016-C1 PSA and (ii) Citibank, N.A., as certificate administrator under the 225 Liberty Street TSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB

Disclosure from Wilmington Trust, National Association (“WTNA”) (i) as Trustee (ii) as trustee for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA, (iii) as trustee for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA, (iv) as trustee for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA and (v) as trustee for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Disclosure from U.S. Bank National Association (“U.S. Bank”) (i) as Servicing Function Participant and (ii) as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA:

U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

4.1

Pooling and Servicing Agreement, dated as of April 1, 2016 (the CGCMT 2016-P3 PSA), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated April 21, 2016, and filed by the registrant on April 21, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (see Explanatory Note #1)

4.2

Pooling and Servicing Agreement, dated as of February 1, 2016 (the “CGCMT 2016-GC36 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC (as successor to Greystone Servicing Company LLC as successor to Wells Fargo Bank, National Association), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (see Explanatory Note #2)

4.3

Trust and Servicing Agreement, dated as of February 6, 2016 (the “225 Liberty Street TSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as servicer, Trimont LLC (formerly known as Trimont Real Estate Advisors, LLC), as special servicer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (see Explanatory Note #3)

4.4

Pooling and Servicing Agreement, dated as of December 1, 2015 (the “WFCM 2015-P2 PSA), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC (as successor to C-III Asset Management LLC), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (see Explanatory Note #4)

4.5

Pooling and Servicing Agreement, dated as of October 1, 2015 (the “WFCM 2015-NXS3 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer, Midland Loan Services, a Division of PNC Bank, National Association, as One Court Square special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (omitted; see Explanatory Note #5)

4.6

Pooling and Servicing Agreement, dated as of April 1, 2016 (the “DBJPM 2016-C1 PSA”), between Deutsche Mortgage & Asset Receiving Corporation, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K/A dated April 21, 2016, and filed by the registrant on April 21, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (see Explanatory Note #6)

4.7

Pooling and Servicing Agreement, dated as of May 1, 2016 (the “CFCRE 2016-C4 PSA”), between CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and U.S. Bank National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 20, 2016, and filed by the registrant on May 20, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein). (omitted; see Explanatory Note #7)

10.1

Mortgage Loan Purchase Agreement, dated as of April 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated April 13, 2016, and filed by the registrant on April 13, 2016 under Commission File No. 333-207132-02, and is incorporated by reference herein).

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

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #8)

33.1a	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

33.1b	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

33.11b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 33.8)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.1a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.1b)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.4)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.5)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.6)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 33.8)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.1a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.1b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.11a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.11b)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.12)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.6)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.7)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 33.8)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.1a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.1b)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA

33.29a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.11a)

33.29b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.11b)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.3)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.6)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 33.8)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1a	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

34.1b	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.11a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

34.11b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 5 Penn Plaza mortgage loan under CGCMT 2016-GC36 PSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 5 Penn Plaza mortgage loan under the CGCMT 2016-GC36 PSA (see Exhibit 34.8)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.1a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as servicer on and after March 1, 2025 for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.1b)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.4)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.5)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.6)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 34.8)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.1a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.1b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.11a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.11b)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.12)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.6)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.7)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 34.8)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.1a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer on and after March 1, 2025 for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.1b)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA

34.29a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.11a)

34.29b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.11b)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.3)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.6)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 34.8)

35	Servicer compliance statements. (see Explanatory Note #9)

35.1a	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025

35.1b	Servicer compliance statement, Trimont LLC, as master servicer on and after March 1, 2025

35.2	Servicer compliance statement, Greystone Servicing Company LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.5a	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer prior to March 1, 2025 for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 35.1a)

35.5b	Servicer compliance statement, Trimont LLC, as servicer on and after March 1, 2025 for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA (see Exhibit 35.1b)

35.6	Servicer compliance statement, Trimont LLC, as special servicer for the 225 Liberty Street mortgage loan under the 225 Liberty Street TSA

35.7a

Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.1a)

35.7b	Servicer compliance statement, Trimont LLC, as master servicer on and after March 1, 2025 for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.1b)

35.8	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Heritage Industrial Portfolio mortgage loan under the WFCM 2015-P2 PSA (see Exhibit 35.4)

35.9a	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.1a)

35.9b	Servicer compliance statement, Trimont LLC, as master servicer on and after March 1, 2025 for the 600 Broadway mortgage loan under the DBJPM 2016-C1 PSA (see Exhibit 35.1b)

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President